Form 10-K
period 2025-12-31
Capital One Prime Auto Receivables Trust 2023-2; Capital One Auto Receivables LLC
filed 2026-03-24
CIK 1992483, 1133438

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
For the fiscal year ended December 31, 2025
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
Item 1117 of Regulation AB: Legal Proceedings.
Indenture Trustee Litigation
As of the date of the Form 10-K, there are no pending Proceedings known to be contemplated by governmental authorities against Wilmington Trust, National Association that would be material to the investors in the Notes. On February 3, 2026, certain investors served Wilmington Trust, National Association with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to Wilmington Trust, National Association’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to Wilmington Trust, National Association’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to Wilmington Trust, National Association’s purported failure to perform certain actions as custodian with respect to the related receivables. Wilmington Trust, National Association intends to vigorously defend itself against this legal action. Wilmington Trust, National Association does not believe that the ultimate resolution of this proceeding, or any other Proceedings, would be material to the investors of the Notes.
Wilmington Trust, National Association has provided us with the information under the caption “Indenture Trustee Litigation” immediately above in response to the requirements of Regulation AB. Neither Capital One, National Association nor its affiliates is a party to such litigation. Other than the information regarding indenture trustee litigation immediately above and the information concerning Wilmington Trust, National Association specified in this Form 10-K under the caption “Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria” and in Exhibits 33.2 and 34.2 to this Form 10-K, Wilmington Trust, National Association has not participated in the preparation of, and is not responsible for, any other information contained in this Form 10-K.
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

3.1
Certificate of Formation of Capital One Auto Receivables, LLC, as Depositor, dated as of January 26, 2001 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by the Depositor (Commission File No. 333-286543) with the Securities and Exchange Commission on April 15, 2025).

3.2
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

Capital One Auto Receivables, LLC, as Depositor

By:	/s/ Franco E. Harris

Name:	*Franco E. Harris
Title:	President

Date:	March 24, 2026
* Franco E. Harris is the senior officer in charge of securitization of Capital One Auto Receivables, LLC